Form 10QSB
period 2007-07-31
PAX BIOFUELS INC.
filed 2007-12-03
CIK 1408961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended July 31, 2007
Commission File Number 333-145967

PAX BIOFUELS INC.
(Name of small business issuer in its charter)

DELAWARE	98-0543691
(State of incorporation)	(Employer ID Number)

1278 Laurel Road
North Saanich, B.C.
Canada V8L 5K8
(250) 655-3776
(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐.

There were 10,713,000 shares of Common Stock $.001 par value, outstanding, as of December 3, 2007.

PAX BIOFUELS INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2007

(Unaudited)

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

PAX BIOFUELS INC.
(A Development Stage Company)
Balance Sheets

	July 31, 2007	April 30, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$1,787	$23
	1,787	23

Equipment, net	2,162	1,662
	$3,949	$1,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,373	$534
Due to related parties	36,719	18,021
	$40,092	$18,555

STOCKHOLDERS' DEFICIT
Common Stock (Note 2)
Authorized:
100,000,000 common shares authorized, with a $0.001 par value
Issued:
10,673,000 common shares issued and outstanding	$10,673	$10,663
Subscriptions receivable	(35,188)	(53,670)
Additional Paid-In capital	66,627	65,637
Deficit accumulated during the development stage	(78,255)	(39,500)
	$(36,143)	$(16,870)
	$3,949	$1,685

Accompanying Notes Are an Integral Part of the Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended July 31, 2007	February 5, 2007 (inception) to July 31, 2007
Expenses
Bank service charges	$81	$105
Management fees	18,138	34,802
Office supplies	632	860
Professional fees	18,859	19,839
Communications	264	264
Travel	828	22,788
Advertising	-	16
Foreign exchange gain	(47)	(419)
Net Loss	$(38,755)	$(78,255)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	$10,204,459	$10,126,300

Accompanying Notes Are an Integral Part of the Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended July 31, 2007	Feb. 5, 2007 (inception) to July 31, 2007
Cash Flows From Operating Activities
Net loss	$(38,755)	$(78,255)

Change in operating assets and liabilities
Accounts payable and accrued liabilities	$2,839	$3,373
Due to related parties	18,698	36,719
Net Cash Used In Operating Activities	$(17,218)	$(38,163)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	$19,482	$42,112
Net Cash Provided By Financing Activities	$19,482	$42,112

Cash Flows From Investing Activities
Purchase of equipment	$500	$2,162
Net Cash Used In Investing Activities	$500	$2,162

Increase in Cash	$1,764	$1,787

Cash - Beginning	23	-
Cash - Ending	$1,787	$1,787

Supplemental cash flow disclosures
Cash Paid For:
Interest	-	-
Income tax	-	-
	-	-

Accompanying Notes Are an Integral Part of the Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)

Note 1. Nature and Continuance of Operations

Pax Biofuels Inc. (the “Company”) was incorporated in the State of Delaware on February 5, 2007. The Company is in the development stage.

The Company intends to produce biodiesel through construction of a plant in Serbia. The Company anticipates that its primary source of revenue will be the sale of biodiesel, both in blended and unblended forms with petroleum-based diesel fuel. The Company intends to produce and sell biodiesel fuel primarily to wholesalers who purchase pure biodiesel (known as B100) or blended fuel such as B20 (which is a blend of 20 percent biodiesel, and petrodiesel). The Company’s sales will be dependent on the volume and price of the biodiesel fuel it sells in the future. The selling prices the Company realizes in the future for its biodiesel will be closely linked to market prices of petroleum-based diesel fuel, the supply and demand for biodiesel, as well as the tax incentives offered by the governments of Serbia and other European countries for the production and blending of alternative fuels. The Company is also seeking other opportunities in the clean energy sector.

The Company’s financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $78,255 as at July 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placements of the Company’s common stock.

The Company filed a registration statement on form SB-2 (the “SB-2”) with the United States Securities and Exchange Commission (the “SEC”) that was declared effective on September 25, 2007. Pursuant to the SB-2, the Company registered 1,013,000 shares of the common stock held by certain existing shareholders.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the audited financial statements as of April 30, 2007 included in the SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 2008.

PAX BIOFUELS INC.
(A Development Stage Company)

Note 2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes reproduction and distribution revenue in accordance with the SEC's Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists and collectibility is reasonably assured. As of July 31, 2007, the Company has not generated any revenues.

Development Stage

The Company is a development stage company as defined in the Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains and losses arising on translation are included in comprehensive income, as a separate component of stockholders’ equity. Foreign currency transaction gain or losses are included in net loss.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities and amounts due to related parties approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PAX BIOFUELS INC.
(A Development Stage Company)

Note 2. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss per share is equal to dilutive loss per share.

Equipment

Equipment is recorded at cost. Depreciation is provided using the declining balance method at 30% per year.

The Company evaluates the recoverability of equipment whenever events or changes in circumstances indicate that carrying amount of the asset may not be recovered. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options from its inception. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on the financial position or result of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal

PAX BIOFUELS INC.
(A Development Stage Company)

Note 2. Summary of Significant Accounting Policies (continued)

years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no impact on the financial position or result of operations of the Company.

Note 3. Related Party Transactions

As of July 31, 2007, $36,719 was owed to the directors for expenses incurred on the Company’s behalf. The amounts owed to the related parties are unsecured, non-interest bearing and have no set terms of repayment. During the period ended July 31, 2007, management fees were paid to a company controlled by one of the directors.

Note 4. Common Stock

As of July 31, 2007, the Company’s authorized capital consisted of 100,000,000 shares of common stock with par value of $0.001.

Upon formation, the Company issued 5,000,000 shares to Hammond Management Corporation, a company controlled by its President, Paul Leslie Hammond, and 5,000,000 shares to Scientific Biofuel Solutions Ltd., a company controlled by its Chairman, Miodrag Andric. These shares were valued at $0.001 per share or $10,000 in the aggregate, based upon par value.

On March 16, 2007, the Company issued 82,000 common shares at $0.10 per share for cash proceeds of $8,200. On February 28, 2007, the Company issued 581,000 common shares at $0.10 per share for proceeds of $58,100 of which $35,187 was due to the Company at July 31, 2007.

During the three months ended July 31, 2007 the Company issued 10,000 common shares for total cash proceeds of $1,000.

At July 31, 2007, $1,886 was owed to Hammond Management Corporation and $34,832 was owed to Scientific Biofuels Solutions Ltd. for expenses incurred on the Company’s behalf. The amounts owed are unsecured, non-interest bearing and have no set terms of repayment.

During the three months ended July 31, 2007, management fees of $18,138 were paid to Hammond Management Corporation.

PAX BIOFUELS INC.
(A Development Stage Company)

The Company has not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Note 5. Income Taxes

No provision for income taxes has been provided in these financial statements due to the net loss for the reporting period. At July 31, 2007 the Company has net operating loss carry-forwards, which expire commencing in 2027, totaling approximately $78,255.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements filed with our SB-2, which was filed with the Securities and Exchange Commission on September 10, 2007, and the Notes thereto, and the other financial data appearing elsewhere on this quarterly report on Form 10-QSB.  The information set forth in Management’s Discussion and Analysis or Plan of Operation (“MD&A”) contains certain “forward-looking statements,” including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

Plan of Operations

Pax Biofuels Inc. (the “Company”, “Pax Biofuels”, “we” or “us”) was formed on February 5, 2007, in the state of Delaware. We intend to be in the business of producing and distributing biodiesel fuel. We intend to construct and operate a 30,000 metric ton per year biodiesel processing plant to be fed with a rapeseed oil crushing plant which we also intend to construct and operate. Our plant will be located in Serbia, formerly part of Yugoslavia. We do not expect to generate any revenue until we begin operating the proposed biodiesel plant.

We anticipate that our primary source of revenue will be the sale of biodiesel, both in blended and unblended forms with petroleum-based diesel fuel. We intend to produce and sell biodiesel fuel primarily to wholesalers who purchase pure biodiesel (known as B100) or blended fuel such as B20 (which is a blend of 20 percent biodiesel, and petrodiesel). Our sales will be dependent on the volume and price of the biodiesel fuel we sell in the future. The selling prices we realize in the future for our biodiesel will be closely linked to market prices of petroleum-based diesel fuel, the supply and demand for biodiesel, as well as the tax incentives offered by governments of Serbia and other European countries for the production and blending of alternative fuels.

During the next 12 months we anticipate raising sufficient capital through private placements to be able to finance our plan of operations. Once finalized, we anticipate acquiring land for our plant through discussions and negotiations with local municipalities in Serbia. We anticipate this process will take two months and cost approximately $15,000. At that time, we will then contract for land development, plant construction and request proposals from contractors. We anticipate that this process will take two to three months. Our estimated costs are $125,000.

We will also request proposals from equipment suppliers at this point and would anticipate placing firm orders within three months of the private placements.

Following the establishment of firm timelines for commencing operations at the plant we anticipate being ready to execute contracts with customers and suppliers. Our management anticipates spending considerable time meeting with various farmer cooperatives in order to negotiate contracts for supplies of raw materials as well as re-activating contacts with buyers and commodity brokers to solicit firm orders. We anticipate our costs in this regard will be approximately $75,000.

As of the date of this quarterly report, we have not yet commenced any of these activities and there can be no assurance that we will be able to do so on the proposed schedule or at all.

Liquidity and Capital Resources

We have limited capital resources as, among other things, we are a development stage company with no operating history. We have not generated any revenues. We may not be able to generate sufficient revenues to become profitable. In addition, we may never secure the funding necessary to begin or complete construction of our biodiesel production facilities and our facilities may never commence significant operations. We have no agreements, commitments or understandings to secure this funding. If we do complete the construction of our biodiesel production facility, we may not be able to generate sufficient revenues to become profitable. We anticipate our company will experience substantial growth involving the construction and start-up of operations of the plant and the hiring of employees. This period of growth and the start-up of the plant are likely to be a significant challenge to us.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

Results of Operations for the Three-Month Period Ended July 31, 2007

We did not earn any revenues during the three-month period ended July 31, 2007.

We incurred operating expenses in the amount of $38,755 for the three-month period ended July 31, 2007. These operating expenses are comprised of general and administration expenses of $930, management fees of $18,138, professional fees of $18,859, and travel of $828. The professional fees were primarily incurred in connection with the preparation and filing of our SB-2. There are no comparative results for the prior-year three-month period as we had not yet commenced operations.

Our net loss for the three-month period ended July 31, 2007, was $38,755. There is no comparison to the comparative period in fiscal 2006, as we were not incorporated until February 5, 2007.

At July 31, 2007, we had total assets of $3,949 consisting of cash of $ 1,787 and equipment of $2,162. At the same date, we had liabilities of $40,092 consisting of accounts payable and accrued liabilities of $3,373 and amounts due to related parties of $36,719.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sale of Securities

On February 5, 2007, we sold 10,000,000 shares of common stock at a price of $0.001 per share for total gross proceeds of $10,000. From February 6, 2007 to July 31, 2007, we sold 673,000 shares of common stock at a price of $0.10 for total consideration of $67,300.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising; and

•	The distributions were made only to investors who were accredited as defined in Regulation D or investors who qualified for solicitation under Regulation S.

ITEM 3. Default of Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

EXHIBITS

No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer
31.2	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

There were no reports filed on Form 8-K during the quarter ended July 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAX BIOFUELS INC.

Date: December 3, 2007	By:	/s/ Paul Leslie Hammond
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, President and Director

EXHIBIT INDEX

No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer
31.2	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

There were no reports filed on Form 8-K during the quarter ended July 31, 2007.