Form 10QSB
period 2007-10-31
PAX BIOFUELS INC.
filed 2007-12-14
CIK 1408961

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended October 31, 2007
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

Yes ☒ No ☐.

There were 10,713,000 shares of Common Stock, $.001 par value, outstanding as of December 10, 2007.

PAX BIOFUELS, INC.
(A Development Stage Company)

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

PAX BIOFUELS INC.
(A Development Stage Company)
Balance Sheets

	October 31, 2007 (Unaudited)	April 30, 2007
ASSETS
Current Assets
Cash	$8,022	$23
Total Current Assets	$8,022	$23
Equipment, net	1,999	1,662
TOTAL ASSETS	$10,021	$1,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$12,854	$534
Due to related parties	53,177	18,021
Advances payable	3,000	-
Total Current Liabilities	$69,031	$18,555

STOCKHOLDERS' EQUITY
Common Stock
Authorized:
100,000,000 common shares authorized, with a $0.001 par value
Issued:
10,713,000 common shares issued and outstanding (October 31, 2007)	10,713	10,000
Subscriptions receivable	(253)	126
Additional Paid-In capital	45,579	12,504
Total Common Stock	$56,039	$22,630

Deficit accumulated during the development stage	(115,049)	(39,500)
	(59,010)	(16,870)
TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$10,021	$1,685

Accompanying Notes Are an Integral Part of the Financial Statements

Statement of Operations
(Unaudited)

	For the Three months Ended October 31, 2007	For the Six months Ended October 31, 2007	February 5, 2007 (Date of Inception) to October 31, 2007
Expenses
Amortization	$162	$162	$162
Bank service charges	152	233	257
Management fees	18,888	37,025	53,689
Miscellaneous	98	98	98
Office supplies	-	632	860
Professional fees	17,791	36,080	37,060
Communications	-	264	264
Travel	-	828	22,788
Advertising	-	-	16
Foreign translation adjustment	237	227	(145)
Net Loss	$(37,328)	$(75,549)	$(115,049)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	10,256,681	10,204,459

Accompanying Notes Are an Integral Part of the Financial Statements

Statement of Cash Flows
(Unaudited)

	For the Three months Ended October 31, 2007	For the Six months Ended October 31, 2007	February 5, 2007 (Date of Inception) to October 31, 2007
Cash Flows From Operating Activities
Net loss	$(37,328)	$(75,549)	$(115,049)
Add-back: Accumulated amortization	162	162	162
Change in operating assets and liabilities			-
Accounts payable and accrued liabilities	(410)	12,320	12,854
Advances payable	3,000	3,000	3,000
Due to related parties	26,884	35,156	53,177
Net Cash Used In Operating Activities	$(7,692)	$(24,911)	$(45,856)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	13,927	33,409	56,039
Net Cash Provided By Financing Activities	$13,927	$33,409	$56,039

Cash Flows From Investing Activities
Purchase of equipment	-	(499)	(1,163)
Net Cash Used In Investing Activities	-	$(499)	$(1,163)

Increase (Decrease) in Cash	$6,235	$7,999	$8,022

Cash - Beginning	$1,787	$23	-

Cash - Ending	$8,022	$8,022	$8,022

Supplemental cash flow disclosures
Cash Paid For:
Interest	-	-	-
Income tax	-	-	-
	-	-	-

Accompanying Notes Are an Integral Part of the Financial Statements

Pax Biofuels Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to financial statements for the period ended April 30, 2007 included in the Company’s registration statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the registration statement on Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

ITEM 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements filed with our registration statement on Form SB-2 (the “SB-2”), which was filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2007, and the Notes thereto, and the other financial data appearing elsewhere on this quarterly report on Form 10-QSB.  The information set forth in Management’s Discussion and Analysis or Plan of Operations (“MD&A”) contains certain “forward-looking statements,” including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

Plan of Operations

Pax Biofuels, Inc. (the “Company”, “Pax Biofuels”, “we” or “us”) was formed on February 5, 2007, in the state of Delaware. We intend to be in the business of producing and distributing biodiesel fuel. We intend to construct and operate a 30,000 metric ton per year biodiesel processing plant to be fed with a rapeseed oil crushing plant which we also intend to construct and operate. Our plant will be located in Serbia, formerly part of Yugoslavia. We do not expect to generate any revenue until we begin operating the proposed biodiesel plant.

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

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

Results of Operations for the Three-Month and Six-Month Periods Ended July 31, 2007 and October 31, 2007

We did not earn any revenues during the six-month period ended October 31, 2007.

We incurred operating expenses in the amount of $75,549 for the six-month period ended October 31, 2007, as compared to $37,328 for the three-month period ended July 31, 2007. Operating expenses are comprised of general and administrative expenses, management fees, professional fees and travel expenses. General and administrative expenses increased to $1,616 for the three-month period ended October 31, 2007, as compared to $649 for the three-month period ended July 31, 2007. Management fees increased to $37,025 for the three-month period ended October 31, 2007, as compared to $18,888 for the three-month period ended July 31, 2007. Professional fees increased to $36,080 for the three-month period ended October 31, 2007, as compared to $17,791 for the three-month period ending July 31, 2007. Travel expenses increased to $828 for the three-month period ended October 31, 2007, as compared to $0 for the three-month period ended July 31, 2007. The professional and management fees were primarily incurred in connection with the preparation and filing of our SB-2. There are no comparable results for the prior-year or six-month periods as we had not yet commenced operations.

Our net loss for the six-month period ended October 31, 2007 was $75,549, as compared to $37,328 for the three-month period ended July 31, 2007. There are no comparable results for the prior-year or six-month periods as we had not yet commenced operations.

At October 31, 2007, we had total assets of $10,021, consisting of cash of $8,022 and equipment of $1,999. At July 31, 2007, we had total assets of $3,949, consisting of cash of $1,787 and equipment of $2,162. The increase in cash is a result of private placements we undertook during the three months ended October 31, 2007, pursuant to which we issued 40,000 common shares for total cash proceeds of $4,000.

At October 31, 2007, we had liabilities of $69,031, consisting of accounts payable and accrued liabilities of $12,854, advances payable of $3,000, and amounts due to related parties of $53,177. At July 31, 2007, we had liabilities of $40,092 consisting of accounts payable and accrued liabilities of $3,373 and amounts due to related parties of $36,719. The increase in our liabilities is a result of an increase in amounts due to Hammond Management Corporation of $16,458, accruals of $2,500 for the review of our October 31, 2007 financial statements, advances from unrelated parties of $3,000 and an increase in our legal costs relating to the filing of our SB-2 in the amount of $6,981.

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

For the three months ended October 31, 2007 we sold 40,000 shares of common stock at a price of $0.10 for total consideration of $4,000.

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

There were no reports filed on Form 8-K during the quarter ended October 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAX BIOFUELS INC.

Date: December 14, 2007	By:	/s/ Paul Leslie Hammond
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, President and Director

EXHIBIT INDEX

No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

31.2	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer