Form 10QSB
period 2008-01-31
PAX BIOFUELS INC.
filed 2008-03-17
CIK 1408961

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 12(B) OR 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2008
Commission File Number 333-145967

PAX BIOFUELS INC.
(Name of small business issuer in its charter)

DELAWARE	98-0543691
(State of incorporation)	(Employer ID Number)

1278 Laurel Road
North Saanich, BC
Canada V8L 5K8
(250) 655-3776
(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

There were 10,713,000 shares of Common Stock, $.001 par value, outstanding as of March 14, 2008.

Transitional Small Business Disclosure Format: Yes ☐No ☑

PAX BIOFUELS, INC.
(A Development Stage Company)

1

PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Information

Index to the Financials

Balance Sheets (Unaudited)	F–1

Statements of Operations (Unaudited)	F–2

Statements of Cash Flows (Unaudited)	F–3

Notes to the Financial Statements	F–4

PAX BIOFUELS INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2008	2007
	$	$

ASSETS

Current Assets
Cash	5,986	23
	5,986	23

Equipment, net	1,837	1,662

	7,823	1,685

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	31,476	534
Due to related parties	78,769	18,021
Advances payable	3,000	-
	113,245	18,555

STOCKHOLDERS' DEFICIT

Common Stock
Authorized:
100,000,000 common shares authorized, with a $0.001 par value
Issued and oustanding:
10,713,000 common shares (January 31, 2008 - 10,663,000)	10,713	10,663
Subscriptions receivable	(25,261)	(53,670)
Additional paid-in capital	70,587	65,637
Deficit Accumulated During the Development Stage	(161,461)	(39,500)
	(105,422)	(16,870)

	7,823	1,685

The Accompanying Notes Are an Integral Part of these Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			Cumulative from
	For The	For The	February 5,
	Three Months	Nine Months	2007
	Ended	Ended	(inception) to
	January 31,	January 31,	January 31,
	2008	2008	2008
	$	$	$

EXPENSES
Advertising	-	-	16
Amortization	162	324	324
Communications	-	264	264
Foreign exchange (gain) loss	(318)	(92)	(464)
Interest and bank charges	315	556	580
Management fees	19,891	56,916	73,580
Miscellaneous	17	108	108
Office supplies	123	756	984
Printing and reproduction	875	875	875
Professional fees	19,871	55,951	56,931
Travel	5,476	6,303	28,263

NET LOSS	46,412	121,961	161,461

NET LOSS PER SHARE - BASIC AND DILUTED	0.00	0.01	0.02

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	9,419,365	10,204,459	10,126,300

The Accompanying Notes Are an Integral Part of these Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

		Cumulative from
	For The	February 5,
	Nine Months	2007
	Ended	(inception) to
	January 31,	January 31,
	2008	2008
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(121,961)	(161,461)
Add-back: Amortization	324	324
Change in non-cash working capital items:		-
Accounts payable and accrued liabilities	30,942	31,476
Advances payable	3,000	3,000
Due to related parties	60,748	78,769
Net Cash Used In Operating Activities	(26,947)	(47,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	33,409	56,039
Net Cash Provided By Financing Activities	33,409	56,039

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(499)	(2,161)
Net Cash Used In Investing Activities	(499)	(2,161)

NET INCREASE (DECREASE) IN CASH	5,963	5,986

CASH - BEGINNING	23	-

CASH - ENDING	5,986	5,986

Supplemental cash flow information Cash Paid For:
Interest	-	-
Income tax	-	-
	-	-

The Accompanying Notes Are an Integral Part of these Financial Statements

Pax Biofuels Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to financial statements for the period ended April 30, 2007 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008.

ITEM 2.           Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements filed with our registration statement on Form SB-2 (the “Registration Statement”), which was filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2007, and the notes thereto, and the other financial data appearing elsewhere in this quarterly report on Form 10-QSB. The information set forth in Management’s Discussion and Analysis or Plan of Operations contains certain “forward-looking statements,” including, among others (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Plan of Operations

Pax Biofuels Inc. (the “Company,” “Pax Biofuels,” “we” or “us”) was formed on February 5, 2007, in the state of Delaware. We intend to be in the business of producing and distributing biodiesel fuel. We intend to construct and operate a 30,000 metric ton per year biodiesel processing plant to be fed with a rapeseed oil crushing plant which we also intend to construct and operate. Our plant will be located in Serbia, formerly part of Yugoslavia. We do not expect to generate any revenue until we begin operating the proposed biodiesel plant.

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

Liquidity and Capital Resources

We have limited capital resources, as, among other things, we are a development stage company with no operating history. We have not generated any revenues. We may not be able to generate sufficient revenues to become profitable. In addition, we may never secure the funding necessary to begin or complete construction of our biodiesel production facilities and our facilities may never commence significant operations. We have no agreements, commitments or understandings to secure this funding. If we do complete the construction of our biodiesel production facility, we may not be able to generate sufficient revenues to become profitable. We anticipate that we will experience substantial growth involving the construction and start-up of operations of the plant and the hiring of employees. This period of growth and the start-up of the plant is likely to be a significant challenge to us.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended January 31, 2008

We did not earn any revenues during the nine-month period ended January 31, 2008.

We incurred operating expenses in the amount of $121,961 for the nine-month period ended January 31, 2008 and $46,412 for the three month period ended January 31, 2008. Operating expenses are comprised of general and administrative expenses, management fees, professional fees and travel expenses. General and administrative expenses decreased to $1,174 for the three-month period ended January 31, 2008, as compared to $649 for the three-month period ended October 31, 2007. Management fees increased to $19,891 for the three-month period ended January 31, 2008, as compared to $18,888 for the three-month period ended October 31, 2007. Professional fees increased to $19,871 for the three-month period ended January 31, 2008, as compared to $17,791 for the three-month period ending October 31, 2007. Travel expenses increased to $5,476 for the three-month period ended January 31, 2008, as compared to $0 for the three-month period ended October 31, 2007. The professional and management fees were primarily incurred in connection with the preparation and filing of our Registration Statement. There are no comparable results for the prior year or nine-month periods as we had not yet commenced operations.

Our net loss for the nine-month period ended January 31, 2008 was $121,961, as compared to $75,549 for the six-month period ended October 31, 2007 and $38,755 for the three-month period ended July 31, 2007. There are no comparable results for the prior-year or nine-month periods as we had not yet commenced operations.

At January 31, 2008, we had total assets of $7,823, consisting of cash of $5,986 and equipment of $1,837. At October 31, 2007 we had total assets of $10,021 consisting of cash of $8,022 and equipment of $1,999. At July 31, 2007, we had total assets of $3,949, consisting of cash of $1,787 and equipment of $2,162. The increase in cash at October 31, 2007 is a result of private placements we undertook during the three months ended October 31, 2007, pursuant to which we issued 40,000 shares of common stock for total cash proceeds of $4,000. The decrease in cash from November 1, 2007 to January 31, 2008 of $2,036 was a result of reducing accounts payable.

At January 31, 2008 we had liabilities of $113,245 consisting of accounts payable and accrued liabilities of $31,476, advances payable of $3,000 and amounts due to related parties of $78,769. At October 31, 2007, we had liabilities of $69,031, consisting of accounts payable and accrued liabilities of $12,854, advances payable of $3,000, and amounts due to related parties of $53,177. At July 31, 2007, we had liabilities of $40,092 consisting of accounts payable and accrued liabilities of $3,373 and amounts due to related parties of $36,719. The increase in our liabilities from October 31, 2007 to January 31, 2008 of $44,214 is a result of an increase in amounts due to Hammond Management Corporation of $20,659, increase in amounts due to Scientific Biofuel Solutions Ltd. of $4,933, and an increase in our professional fees payable relating to the filing of our Registration Statement and the review of our quarterly filings in the amount of $16,649.

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

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings

None.

ITEM 2.           Unregistered Sale of Securities

No unregistered sales were made during the three-month period ended January 31, 2008.

ITEM 3.           Default of Senior Securities

None.

ITEM 4.           Submission of Matters to a Vote of Security Holders

None.

ITEM 5.           Other Information

None.

ITEM 6.           Exhibits and Reports on Form 8-K

EXHIBITS

No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

32.1	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAX BIOFUELS INC.

Date: March 17, 2008	By:	/s/ Paul Leslie Hammond
Paul Leslie Hammond Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, President and Director

EXHIBIT INDEX

No.	Description

31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

32.1	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer