Form 10-K
period 2008-04-30
PAX BIOFUELS INC.
filed 2008-08-07
CIK 1408961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _________________

Commission file number 333-145967

PAX BIOFUELS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0543691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1278 Laurel Road, North Saanich, BC Canada	V8L 5K8
(Address of principal executive offices)	(Zip Code)

(250) 655-3776
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the issuer as of October 31, 2007 was $101,300.

The number of shares outstanding of the registrant’s Common Stock on August 4, 2008 was 10,713,000.

PAX BIOFUELS, INC.
ANNUAL REPORT ON FORM 10-K

- i -

PART I

ITEM 1. BUSINESS

General

Pax Biofuels, Inc. (“we,” “us,” “our,” “Pax Biofuels,” or the “Company”) was incorporated in the state of Delaware on February 5, 2007. We are a development-stage company with no prior operating history. We intend to be in the business of producing and distributing biodiesel fuel. We intend to construct and operate a 30,000 metric ton per year biodiesel processing plant to be fed with a rapeseed oil crushing plant which we also intend to construct and operate. Our plant will be located in Serbia, formerly part of Yugoslavia. We do not expect to generate any revenue until we begin operating the proposed biodiesel plant.

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

Our gross margin will be driven by the cost of feedstock (primarily rapeseed oil) and other chemical inputs used in our production of biodiesel fuel. We will initially purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements. Our profit margins and financial condition are significantly affected by the cost and supply of rapeseed oil feedstock and other inputs in the commodity markets.

We have taken the following steps to implement our business plan:

•
Conducted extensive research on the biodiesel markets, costing analyses for capital expenditure requirements, budget projections for operational costs and analysis of requirements for raw material supply and sale of by-products such as glycerin and meal.

•	Met with representatives of potential buyers to establish relationships and determine their requirements.

•	Traveled to Serbia to establish offices and form relationships with government agencies.

•	Established contacts with sources of financing for plant construction.

•	Engaged local management expertise for our Serbian operations.

Serbia

Country and People

The Republic of Serbia, together with the Republic of Montenegro, is a constituent part of the Federal Republic of Yugoslavia. It contains three autonomous provinces: Vojvodinam, Kosovo and Metohija. Belgrade is the capital city.

Position, Geography and Climate

Serbia is located in the central part of the Balkan Peninsula, on the most important route linking Europe and Asia, occupying an area of 88,361 sq. km. Serbia is in the West European time zone (one hour ahead of Greenwich Mean Time). Its climate is temperate continental, with a gradual transition between the four seasons of the year.

Serbia is referred to as the crossroads of Europe. The international roads and railways passing down its river valleys make up the shortest link between Western and Central Europe, on the one side, and the Middle East, Asia and Africa, on the other; hence, the geopolitical importance of its territory. These roads follow the course of the valley of the river Morava, splitting in two near the city of Nis. One track follows the Southern Morava River and Vardar River valleys to Thessaloniki; the other follows the river Nisava to Sofia, Bulgaria and Istanbul, Turkey.

Serbian rivers belong to the basins of the Black, Adriatic and Aegean Seas. Three of them, the Danube, Sava and Tisa, are navigable. The longest river is the Danube, which flows for 588 kilometres of its 2,857-kilometer course through Serbia. The Danube basin has always been important for Serbia. With the commissioning of the Rhine-Main-Danube Canal in September 1992, the Black Sea and the Near and Far Eastern ports have become much easier to reach from Europe. Serbia is linked to the Adriatic Sea and Montenegro via Belgrade-Bar railway.

Northern Serbia is mainly flat, while its central and southern areas consist of highlands and mountains. The flatlands are mainly in Vojvodina (the Pannonian Plain and its rim: Macva, the Sava Valley, the Morava Valley, Stig and the Negotin Marches in Eastern Serbia). 55% of Serbia is arable land, and 27% is forested. Of its mountains, 15 reach heights of over 2,000 meters, the highest being Djeravica in the Prokletija range (2,656 m).

The length of Serbia’s border is 2,397 km. To the East, Serbia borders with Bulgaria; to the Northeast with Romania; to the North with Hungary; to the West with Croatia, Bosnia and Herzegovina; and to the South with Albania and Macedonia.

Agriculture

Most of the land in Serbia is privately owned. About 1,700,000 farmers hold 82% of the arable land. Serbia produces a marked surplus of food. Wheat, maize, oil, sugar, fruit, wine and meat are the most significant products.

The Product

Biodiesel is an alternative fuel (i.e., energy not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petrodiesel”). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and biodegradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petrodiesel when burned. Biodiesel is the first and only alternative fuel to have a complete evaluation of emission results and potential health effects submitted to the U.S. Environmental Protection Agency (EPA) under the Clean Air Act Section 211(b). These programs include the most stringent emissions testing protocols ever required by the EPA for certification of fuels or fuel additives. The data gathered represents the most thorough inventory of the environmental and human health effects that current technology will allow. The EPA has surveyed the large body of biodiesel emissions studies and averaged the health effects testing results with other major studies. To view EPA’s report titled “A Comprehensive Analysis of Biodiesel Impacts on Exhaust Emissions,” visit: www.epa.gov/otaq/models/analysis/biodsl/p02001.pdf.

Biodiesel can be blended with petrodiesel, or it can be used entirely on its own (known as B100 fuel, or 100% biodiesel) in diesel engines without major modifications. The diesel engine was originally developed in 1892 by Rudolph Diesel specifically to be run on vegetable oils (his prototypes used peanut oil), and to be more efficient than gasoline engines. The most common blends are between 2% to 20% biodiesel (B2 to B20). According to the National Biodiesel Board, most major engine companies have stated formally that the use of blends up to B20 will not void their parts and workmanship warranties.

Biodiesel Production

Biodiesel production was first perfected in Germany in 1991. Since then, several countries have been involved in making improvements in the process. Most recently, Japan has developed a process to lower nitrogen emissions, the one persistent environmental problem remaining with use of biodiesel fuels.

Biodiesel is made through a process known as “trans-esterification,” which converts plant-based oils or animal fat into biodiesel by affecting a chemical reaction that uses the alcohol, primarily methanol, from the biomass and a catalyst such as sodium hydroxide. The resulting fuel can be used in most conventional diesel engines with a reduction in toxic emissions and in the reliance on traditional petrochemical fuel sources. Because biodiesel can be simply splash-blended with petroleum-based diesel in any concentration, it can easily be used as an “extender” of existing petroleum-based diesel supplies. Further, biodiesel does not require any special handling or storage facilities to maintain inventories. More importantly, 100% biodiesel specific fuels (B100) do not require any major modifications to conventional vehicle or stationary diesel engines, and offers improved lubricity for more efficient engine operation.

Two specifications currently exist that determine the market and commercial character of biodiesel production: ASTM (D6751) and CEN (EN14214). While both meet the purity requirements demanded by original equipment manufacturers and petroleum suppliers, EN14214 is emerging as the preferred standard for European consumption. With most of Europe falling in colder climates, the temperature below which biowax in biodiesels forms a cloudy appearance becomes an essential issue and biodiesel fuels manufactured using canola methyl ester or rapeseed methyl ester are the preferred sources of biomass because they have better performance characteristics in colder climates.

Production Economics

The primary biodiesel production cost is feedstock (primarily rapeseed oil) and other chemical input costs. The European average wholesale price of biodiesel is currently approximately 700 Euro, or $965.00 dollars, per metric ton. The margin between the sales price and feedstock costs may be used to cover fixed production costs and operating expenses (including Selling, General and Administrative Expenses).

Usage Mandates

The European Union (the “EU”) has mandated a 5.75% use of biodiesel either as a blending element (B5-B20) or as an alternative to petroleum-based diesel products (B100).

The increase in crude oil prices and the policies to encourage the production and use of biofuels such as bio-diester, which is produced using rapeseed, have led to an increase in the areas under rapeseed: 31.5% relative to the 2002-2006 average, and 13.6% compared with 2006, that is, an EU area exceeding 6 million hectares. Rapeseed is the fourth most important crop by area in the EU, after wheat, maize and barley. The largest producers of rapeseed, France, Germany and Poland, are estimated to have increased their areas under rapeseed by 11% (to 1.5 million hectares), 7% (to 1.5 million hectares) and 8% (to 674,000 hectares) respectively.

Plan of Operation

We have developed a three-phase strategy for the development and distribution of Serbian-produced biodiesel. Phase I will include the construction of a crusher plant to convert the raw biomass (rapeseed/canola) into the stock vegetable oil used in the production of biodiesel. The construction of the necessary conversion capability would provide an immediate revenue source for farmers and would provide Serbia with an important regional export to sustain growth until the construction of a more comprehensive biodiesel production facility can be completed. Phase II will include the development of a biodiesel production facility, which will cover the period between the beginning of plant construction through the initial biodiesel production phase. Finally, Phase III will address the issues of distribution and will cover the period from initial production through the development and stabilization of the domestic and regional distribution of Serbian-produced biodiesel.

Intellectual Property

We hold no patents, trademarks or licenses that are material to our business.

Environmental Issues

Serbia is currently working toward signing a Stabilization and Association Agreement with the EU with the expectation of completing preparations for full EU membership by 2012. In connection therewith, Serbia will be adopting the laws promulgated by the EU regarding environmental protection. The issues we will have to address relate to the handling of waste materials and water. Water is continually recycled and poses very minimal environmental issues. Waste material will be utilized as fuel in a small power generation plant onsite.

Competition

The biodiesel production industry is extremely competitive. Many of our competitors have greater financial and other resources than we do and one or more of these competitors could use their greater resources to gain market share at our expense.

Many of our competitors in the biodiesel production industry have substantially greater production, financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain that competition over a longer period of time. Our lack of resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Recently, The Victoria Group of Novi Sad in Serbia constructed a biodiesel plant near Belgrade. The facility is capable of producing 100,000 metric tons per year. The facility began commercially processing sunflower oil, soybean oil and rapeseed in early 2007. They are currently producing 25,000 metric tons per year. All of this production will be consumed within Serbia and will not detract a great deal from the regional demand for processed biomass.

Employees

We have two employees: Miodrag (Mike) Andric and Paul Leslie (Les) Hammond.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. Our executive office is currently located in the residence of Mr. Hammond, who provides the space to us at no charge.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal year ended April 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “PAXB,” however, there is no established trading market for our common stock.

Holders

As of April 30, 2008, there were 38 holders of record of our common stock. See “Security Ownership of Certain Beneficial Owners and Management” for information on the holders of our common stock. Also see “Description of Registrant’s Securities” for a description of our outstanding and issued capital stock.

Dividend Policy

We have never paid cash dividends on our common stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Equity Compensation Plans

We have not established any equity compensation plans as of the date of this Annual Report on Form 10-K, however we reserve the right to do so at a later date.

Recent Sales of Unregistered Securities

From May 2007 through October 2007, we sold an aggregate of 90,000 shares of common stock for total cash proceeds of $9,000 to nine investors. These sales were not registered under the Securities Act of 1933, as amended (the “Act”) in reliance on an exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder based upon (i) the limited number of purchasers, (ii) their representation of sophistication in financial matters, and (iii) their access to information concerning our operations.

Repurchase of Securities

We have never purchased any shares of our common stock and we are not likely to purchase any shares in the foreseeable future. In addition, our founders have not repurchased any shares of our common stock and are not likely to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

During the year ended April 30, 2008, we have taken the following steps to implement our business plan:

•
Conducted extensive research on the biodiesel markets, costing analyses for capital expenditure requirements, budget projections for operational costs and analysis of requirements for raw material supply and sale of by-products such as glycerin and meal;

•	Met with representatives of potential buyers to establish relationships and determine their requirements;

•	Traveled to Serbia to establish offices and form relationships with government agencies;

•	Established contacts with sources of financing for plant construction; and

•	Engaged local management expertise for our Serbian operations.

We had delayed implementation of further steps in our business plan in order to more adequately assess the Kosovo political situation. The Serbian Democratic Party has recently taken power in Serbia and has indicated its complete accordance with Serbia’s entry into the European Union. The Serbian Government’s approach and successful membership in the European Union will ensure political stability and a rising standard of living for all Serbians.

Management continues to assess the multi-faceted issues impacting the biodiesel industry in Serbia in particular and Europe in general.

Liquidity and Capital Resources

During the year ended April 30, 2008, and the period from inception on February 5, 2007 to April 30, 2007, we incurred net losses of ($143,288) and ($39,500) respectively. We had $42 in current assets and $128,466 in current liabilities at April 30, 2008, leaving us a working capital balance deficit of ($128,424). Our net losses are a result of ongoing working capital expenses.

We are presently seeking additional financing. We believe that we will require a minimum of $1.5 million in additional capital over the next six months in order to acquire land, pay for engineering drawings and initiate deposits on capital equipment requirements. We intend to pursue additional financing as opportunities arise.

Our ability to obtain additional financing will be subject to a variety of uncertainties. The inability to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional capital when required, we will be forced to scale back our planned expenditures, which would adversely affect our business and financial condition.

As a result of our limited operating history, our operating plan and our growth strategy are unproven and we have limited insight into the long-term trends that may impact our business. We cannot assure you that our operating plan and growth strategy will be successful or that we will be able to compete effectively, achieve market acceptance for our biofuel, or address the risks associated with our existing and planned business activities.

Contractual Obligations

We have contractual obligations that may affect our financial condition. We have a contract with Hammond Management Corporation, a company controlled by our President, Paul Leslie Hammond, for the provision of management services. Hammond Management Corporation waived its monthly fee of $6,500 for each of March and April 2008.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Pax Biofuels Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Pax Biofuels Inc.

We have audited the accompanying balance sheet of Pax Biofuels Inc., a development stage company, as of April 30, 2008 and 2007 and the statements of operations, cash flows, and stockholders’ deficit for the year ended April 30, 2008, the period from February 5, 2007 to April 30, 2007 and the period from February 5, 2007 (inception) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion these financial statements present fairly, in all material respects, the financial position of Pax Biofuels Inc. as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the year ended April 30, 2008, the period from February 5, 2007 to April 30, 2007 and the period from February 5, 2007 (inception) to April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
July 22, 2008

PAX BIOFUELS INC.
(A Development Stage Company)
Consolidated Balance Sheets
as of April 30, 2007 and 2008

	April 30, 2008	April 30, 2007
ASSETS
Current
Cash	$42	$23

Equipment, net	1,675	1,662

	$1,717	$1,685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities	$30,825	$534
Due to related party (Note 3)	97,641	18,021
	128,466	18,555

Stockholders' Deficit
Common stock (Note 4)
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
10,713,000 common shares (April 30, 2007 - 10,663,000)	10,713	10,663
Additional paid-in capital	70,587	65,637
Subscription receivable	(25,261)	(53,670)
Deficit accumulated during the development stage	(182,788)	(39,500)
	(126,749)	(16,870)

	$1,717	$1,685

The Accompanying Notes Are an Integral Part of these Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)
Consolidated Statements of Operations
for the two years ended April 30, 2007 and 2008

	Year Ended April 30, 2008	February 5, 2007 (Inception) to April 30, 2007	February 5, 2007 (Inception) to April 30, 2008
EXPENSES
Amortization	$486	$-	$486
Communications	264	-	264
Foreign exchange (gain) loss	(79)	(372)	(451)
Interest and bank charges	600	-	600
Management fees (Note 3)	70,039	16,664	86,703
Miscellaneous	288	-	288
Office supplies	756	268	1,024
Printing and reproduction	875	-	875
Professional fees	63,756	980	64,736
Travel	6,303	21,960	28,263

NET LOSS	$143,288	$39,500	$182,788

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,701,333	10,248,333

The Accompanying Notes Are an Integral Part of these Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
for the two years ended April 30, 2007 and 2008

	Year Ended April 30, 2008	February 5, 2007 (Inception) to April 30, 2007	February 5, 2007 (Inception) to April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,288)	$(39,500)	$(182,788)
Non-cash item:
Amortization	486	-	486
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	27,291	534	27,825
Amounts due to related parties	82,620	18,021	100,641
Net cash used in operating activities	(32,891)	(20,945)	(53,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(499)	(1,662)	(2,161)
Net cash used in investing activities	(499)	(1,662)	(2,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	33,409	22,630	56,039
Net cash provided by financing activities	33,409	22,630	56,039

INCREASE IN CASH	19	23	42

CASH, BEGINNING	23	-	-

CASH, ENDING	$42	$23	$42

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The Accompanying Notes Are an Integral Part of these Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
for the two years ended April 30, 2007 and 2008

	Common Stock Number	Common Stock Amount	Additional Paid-in Capital	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total
Balance, February 05, 2007 (Inception)	—	$—	$—	$—	$—	$—
Common stock issued for cash at $0.001 per share, February 5, 2007 Inception)	10,000,000	10,000	—	—	—	10,000
Common stock issued for cash at $0.10 per share, March 16, 2007 per share, October 30, 2005	82,000	82	8,118	—	—	8,200
Common stock issued for cash at $0.10 per share, March 30, 2007 per share, October 30, 2005	581,000	581	57,519	(53,670)	-	4,430
Net loss	—	—	—	—	(39,500)	(39,500)
Balance, April 30, 2007	10,663,000	10,663	65,637	(53,670)	(39,500)	(16,870)

Common stock issued for cash at $0.10 per share, July 25, 2007	10,000	10	990	—	—	1,000
Common stock issued for cash at $0.10 per share, August 1, 2007 per share, October 30, 2005	20,000	20	1,980	—	—	2,000
Common stock issued for cash at $0.10 per share, August 3, 2007	10,000	10	990	—	—	1,000
Common stock issued for cash at $0.10 per share, August 7, 2007	10,000	10	990	—	—	1,000
Subscriptions receivable	—	—	—	28,409	—	28,409
Net loss	—	—	—	—	(143,288)	(143,288)

Balance, April 30, 2008	10,713,000	$10,713	$70,587	$(25,261)	$(182,788)	$(126,749)

The Accompanying Notes Are an Integral Part of these Financial Statements

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended April 30, 2008

Note 1 Nature and Continuance of Operations

Pax Biofuels Inc. (the “Company”) was incorporated in the State of Delaware on February 5, 2007. The Company is in the development stage and intends to produce biodiesel.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $182,788 as at April 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”, as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

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

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended April 30, 2008

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and amounts due to related parties approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At April 30, 2008, a full deferred-tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on May 1, 2007.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly dilutive loss per share is equal to basic loss per share.

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

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended April 30, 2008

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options from its inception. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized. Management has determined that the accounting standard will have no effect on the Company’s Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on May 1, 2009. The Company will adopt SFAS No. 161 beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective May 1, 2008 for the Company. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

Note 3 Related Party Transactions

At April 30, 2008, $97,641 (2007 - $18,021) was owed to two directors for expenses incurred on the Company’s behalf. The amounts owed to the related parties are unsecured, non-interest bearing and have

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
for the fiscal year ended April 30, 2008

no set terms of repayment. During the period ended April 30, 2008, the Company paid $70,039 (2007 - $16,664) in management fees to a company controlled by one of the directors.

Related party transactions are measured at the exchange amount which is the amount of consideration agreed to between the related parties.

Note 4 Common Stock

As at April 30, 2008, the authorized capital was 100,000,000 common shares with a par value of $0.001.

As at April 30, 2008, the Company had no outstanding options or warrants.

Note 5 Income Taxes

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

	2008	2007
Loss before income taxes	$(143,288)	$(39,500)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	50,151	13,825
Valuation Allowance	(50,151)	(13,825)
	$—	$—

At April 30, 2008, the Company had accumulated non-capital loss carry forwards of approximately $182,800, which are available to reduce taxable income in future taxation years and expire as follows:

2027	$39,500
2028	$143,288
$182,788

The potential future tax benefits of these expenses and losses carried forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

Since inception, the Company has not filed income tax returns in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax-based incentives and stock-based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As of the date of this Annual Report on Form 10-K, there have been no changes in or disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Control and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, we conclude that for the Company’s current level of activities our disclosure controls and procedures are effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of April 30, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year ended April 30, 2008 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Paul Leslie Hammond	62	President and Director
Miodrag Andric	40	Chairman of the Board of Directors

Paul Leslie Hammond has served as our President and Director since our inception in February 2007. Since March 1985, Mr. Hammond has been President of Hammond Management Corporation, which provides management and financial consulting services. From June 1992 to March 1998 he served as President of West Shore Ventures Limited, which provided investment banking services to multiple clients. Mr. Hammond holds a license as Chartered Accountant (1974) and is a member of both the Institute of Chartered Accountants of British Columbia and the Canadian Institute of Chartered Accountants. In July 1968, he received a Bachelor of Arts from Simon Fraser University with a double major in Economics and Commerce.

Miodrag Andric has served as our Chairman since our inception in February 2007. From June 2005 to February 2007, Mr. Andric served as President of Scientific Biofuel Solutions, Ltd., which was engaged in assessing the feasibility of establishing a biodiesel production facility in Canada on behalf of European interests. From August 1998 to June 1999, he was an executive of West Shore Ventures Ltd., which was engaged in international mining and opportunistic investments. From July 1999 to June 2005, Mr. Andric served as the President of Ski4U.net, which was engaged in the business of arranging international ski tours to Italy. He is a graduate of the University of Sport Beograd and currently resides in West Vancouver, Canada.

There are no family relationships among our officers, directors and significant employees.

Board of Directors

Members of our Board of Directors (the “Board”) are elected for one-year terms serving until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board and serve at the discretion of the Board. Currently, our directors receive no compensation for their service on our Board and we do not anticipate paying any compensation to directors in the foreseeable future.

All directors will be reimbursed by us for any accountable expenses incurred in attending Board meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance when we have the resources to do so.

Board Independence

We apply the standards of the NASDAQ Stock Market, Inc., for determining the independence of the members of our Board. We have determined that Miodrag Andric is independent within the meaning of such rule.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Board intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three independent directors to have effective committee systems.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Not applicable.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Paul Leslie Hammond(1), Principal Executive Officer and Principal Financial Officer	2008	—	—	—	—	—	—	70,039	70,039
	2007	—	—	—	—	—	—	19,500	19,500

(1)
We are a party to a Management Services contract with Hammond Management Corporation, a company controlled by our President, Paul Leslie Hammond. The contract calls for management fees of $6,500 Canadian per month. Hammond Management Corporation has waived its fees for March and April 2008.

We intend to provide our named executive officers with salary and possibly incentives that are aligned with the performance of our business and intended to be competitive with similarly situated companies.

Committee Report on Executive Compensation

Executive compensation is determined by the Board of Directors as a whole. There is no separate compensation committee.

•	The Company had no outstanding grants or other plan-based awards as of the fiscal year end 2008 and 2007.

•	There were no outstanding equity awards at the fiscal year end 2008 or 2007.

•	There were no options outstanding or exercised during the fiscal year end 2008 or 2007.

•	There were no pension benefit plans during the fiscal year end 2008 or 2007.

•	There was no non-qualified deferred compensation at fiscal year end 2008 or 2007.

Director Compensation

No directors were compensated during the fiscal years ended April 30, 2007 or 2008, except as reflected in the Summary Compensation Table.

Employment Agreements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth certain information regarding beneficial ownership of our capital stock as of the date hereof by (i) each person whom we know to beneficially own more than five percent of any class of our common stock, (ii) each of our directors, (iii) each of the executive officers and (iv) all our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share. As of August 4, 2008, there were 10,713,000 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of August 4, 2008, there were no shares of preferred stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)		Percentage of Common Shares Beneficially Owned
Paul Leslie Hammond	4,850,000	(3)	45.27%
Miodrag Andric	4,890,000	(4)	45.65%
All directors and officers as a group (2 persons)	9,740,000		90.92%
Hammond Management Corporation(6)	4,820,000		44.99%
Minh Binh Tinh	663,000		6.19%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Pax Biofuels Inc.
(2)
Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3)
Consists of 4,820,000 shares owned by Hammond Management Corporation, a company controlled by Mr. Hammond; 10,000 shares owned by Mr. Hammond’s son, David Hammond; 10,000 shares owned by Mr. Hammond’s daughter, Adrienne Hammond; 10,000 shares owned by Mr. Hammond’s wife, Celina Milman; 10,000 shares owned by Mr. Hammond’s step-son Tristan Appleby; and 10,000 shares owned by Mr. Hammond’s step-son Tremayne Appleby.

(4)	Consists of 4,880,000 shares owned by Scientific Biofuel Solutions Ltd., a company controlled by our Chairman, Mr. Andric; and 10,000 shares owned by Mr. Andric’s wife, Giorgia Andric.
(5)	Scientific Biofuel Solutions Ltd., is a company controlled by our Chairman, Mr. Andric, who is the beneficial owner of these securities.
(6)	Hammond Management Corporation, is a company controlled by our President, Mr. Hammond, who is the beneficial owner of these securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon formation, we issued 5,000,000 shares to Hammond Management Corporation, a company controlled by our President, Mr. Hammond, and 5,000,000 shares to Scientific Biofuel Solutions Ltd., a company controlled by our Chairman, Mr. Andric. We valued these shares at $0.001 per share or $10,000 in the aggregate, based upon par value.

On April 30, 2008, $57,877 was owed to Mr. Hammond for expenses incurred on our behalf. The amounts owed to him are unsecured, non-interest bearing and have no set terms of repayment.

During the period ended April 30, 2008, management fees of $70,039 were paid to Hammond Management Corporation, a company controlled by Mr. Hammond. Please see “Executive Compensation” for a description of Mr. Hammond’s management services.

At April 30, 2008, $39,765 was owed to Mr. Andric for expenses incurred on our behalf. The amounts owed to him are unsecured, non-interest bearing and have no set terms of repayment.

We have not entered into any other material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP (“Dale Matheson”) serves as our independent registered public accounting firm and audited our financial statements for the fiscal years ended April 30, 2008 and April 30, 2007. Aggregate fees for professional services rendered to us by Dale Matheson are set forth below:

	Fiscal Year
	2008	2007
Audit Fees	$7,500.00	$6,360.00
Audit-Related Fees	$7,320.00	$0.00
Tax Fees	$901.00	$0.00
Total	$15,721.00	$6,630.00

Audit Fees. Aggregate fees for professional services rendered by Dale Matheson in connection with its audit of our annual financial statements for the fiscal years ended April 30, 2008, and the quarterly reviews of our financial statements included in our quarterly reports on Form 10-QSB during the fiscal year ended April 30, 2008.

Audit-Related Fees. During the fiscal years ended April 30, 2008 and 2007 Dale Matheson did not provide any audit-related services to us not described under “Audit Fees” above.

Tax Fees. During the fiscal years ended April 30, 2008 and 2007 Dale Matheson provided tax preparation services.

All Other Fees. During the fiscal years ended April 30, 2008 and 2007, Dale Matheson did not provide any other services to us other than those described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-145967)).
3.2	By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-145967)).
4.1	Specimen common stock certificate for the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-145967)).
10.1	Management Contract with Hammond Management Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-145967)).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pax Biofuel, Inc.

Date: August 7, 2008	By:	/s/ Paul Leslie Hammond
Paul Leslie Hammond President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Leslie Hammond	President, Principal Executive Officer, Principal Financial Officer,	August 7, 2008
Paul Leslie Hammond	Principal Accounting Officer and Director

/s/ Miodrag Andric	Chairman of the Board of Directors	August 7, 2008
Miodrag Andric