Form 10-K/A
period 2008-04-30
PAX BIOFUELS INC.
filed 2008-09-11
CIK 1408961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Explanatory Note

This Annual Report on Form 10-K/A (Amendment No.1) (the “Amended Report”) is filed as an amendment to the Annual Report on Form 10-K for the year ended April 30, 2008 filed by Pax Biofuels Inc. (the “Company”) on August 7, 2008 (the “Original 10-K”). The Company is amending Item 8 to revise the headers to the financial tables together with the financial index. The Company has also corrected certain non-material typographical errors throughout this Amended Report. This Amended Report has not been updated or modified in any other way and speaks only as of the date of the original filing, August 7, 2008.

PAX BIOFUELS INC.
ANNUAL REPORT ON FORM 10-K

- ii -

PART I

ITEM 1. BUSINESS

General

Pax Biofuels Inc. (“we,” “us,” “our,” “Pax Biofuels,” or the “Company”) was incorporated in the state of Delaware on February 5, 2007. We are a development-stage company with no prior operating history. We intend to be in the business of producing and distributing biodiesel fuel. We intend to construct and operate a 30,000 metric ton per year biodiesel processing plant to be fed with a rapeseed oil crushing plant which we also intend to construct and operate. Our plant will be located in Serbia, formerly part of Yugoslavia. We do not expect to generate any revenue until we begin operating the proposed biodiesel plant.

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
BALANCE SHEETS

	April 30, 2008	April 30, 2007

ASSETS

Current
Cash	$42	$23

Equipment, net	1,675	1,662

	$1,717	$1,685

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable and accrued liabilities	$30,825	$534
Due to related party (Note 3)	97,641	18,021
	128,466	18,555

Stockholders' Deficit
Common stock (Note 4)
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
10,713,000 common shares (April 30, 2007 – 10,663,000)	10,713	10,663
Additional paid-in capital	70,587	65,637
Subscription receivable	(25,261)	(53,670)
Deficit accumulated during the development stage	(182,788)	(39,500)
	(126,749)	(16,870)

	$1,717	$1,685

The accompanying notes are an integral part of these financial statements.

PAX BIOFUELS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended April 30, 2008	February 5, 2007 (Inception) to April 30, 2007	February 5, 2007 (Inception) to April 30, 2008

EXPENSES
Amortization	$486	$-	$486
Communications	264	-	264
Foreign exchange (gain) loss	(79)	(372)	(451)
Interest and bank charges	600	-	600
Management fees (Note 3)	70,039	16,664	86,703
Miscellaneous	288	-	288
Office supplies	756	268	1,024
Printing and reproduction	875	-	875
Professional fees	63,756	980	64,736
Travel	6,303	21,960	28,263

NET LOSS	$143,288	$39,500	$182,788

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,701,333	10,248,333

The accompanying notes are an integral part of these financial statements.

PAX BIOFUELS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

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

The accompanying notes are an integral part of these financial statements.

PAX BIOFUELS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock Number	Common Stock Amount	Additional Paid-in Capital	Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total
Balance, February 05, 2007 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share, February 5, 2007 Inception)	10,000,000	10,000	-	-	-	10,000
Common stock issued for cash at $0.10 per share, March 16, 2007 per share, October 30, 2005	82,000	82	8,118	-	-	8,200
Common stock issued for cash at $0.10 per share, March 30, 2007 per share, October 30, 2005	581,000	581	57,519	(53,670)	-	4,430
Net loss	-	-	-	-	(39,500)	(39,500)
Balance, April 30, 2007	10,663,000	10,663	65,637	(53,670)	(39,500)	(16,870)
Common stock issued for cash at $0.10 per share, July 25, 2007	10,000	10	990	-	-	1,000
Common stock issued for cash at $0.10 per share, August 1, 2007 per share, October 30, 2005	20,000	20	1,980	-	-	2,000
Common stock issued for cash at $0.10 per share, August 3, 2007	10,000	10	990	-	-	1,000
Common stock issued for cash at $0.10 per share, August 7, 2007	10,000	10	990	-	-	1,000
Subscriptions receivable	-	-	-	28,409	-	28,409
Net loss	-	-	-	-	(143,288)	(143,288)

Balance, April 30, 2008	10,713,000	$10,713	$70,587	$(25,261)	$(182,788)	$(126,749)

The accompanying notes are an integral part of these financial statements.

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
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

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

Note 2             Summary of Significant Accounting Policies (continued)

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on May 1, 2007.

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

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

Note 2             Summary of Significant Accounting Policies (continued)

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

In December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized. Management has determined that the accounting standard will have no effect on the Company’s Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on May 1, 2009. The Company will adopt SFAS No. 161 beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

Note 2             Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective May 1, 2008 for the Company. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

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

As at April 30, 2008 the Company had no outstanding options or warrants.

Note 5             Income Taxes

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

	2008	2007
	$	$
Loss before income taxes	(143,288)	(39,500)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	50,151	13,825
Valuation Allowance	(50,151)	(13,825)

	$-	$-

PAX BIOFUELS INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

At April 30, 2008, the Company had accumulated non-capital loss carry-forwards of approximately $182,800, which are available to reduce taxable income in future taxation years and expire as follows:

2027	$39,500
2028	$143,288

$182,788

The potential future tax benefits of these expenses and losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

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

Employment Agreements

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth certain information regarding beneficial ownership of our capital stock as of August 4, 2008 by (i) each person whom we know to beneficially own more than five percent of any class of our common stock, (ii) each of our directors, (iii) each of the executive officers and (iv) all our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

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

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)		Percentage of Common Shares Beneficially Owned
Paul Leslie Hammond	4,870,000	(3)	45.46%
Miodrag Andric	4,890,000	(4)	45.65%
All directors and officers as a group (2 persons)	9,740,000		90.92%
Scientific Biofuel Solutions Ltd.(5)	4,880,000		45.55%
Hammond Management Corporation(6)	4,820,000		44.99%
Minh Binh Tinh	663,000		6.19%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Pax Biofuels Inc.
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

Pax Biofuel, Inc.

Date: September 11, 2008	By:	/s/ Paul Leslie Hammond
Paul Leslie Hammond President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul Leslie Hammond	President, Principal Executive Officer, Principal Financial Officer,	September 11, 2008
Paul Leslie Hammond	Principal Accounting Officer and Director

/s/ Miodrag Andric	Chairman of the Board of Directors	September 11, 2008
Miodrag Andric