Form 10QSB
period 2008-07-31
PAX BIOFUELS INC.
filed 2008-09-15
CIK 1408961

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 12(B) OR 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-145967

PAX BIOFUELS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0543691
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer ID Number)

1278 Laurel Road
North Saanich, BC
Canada V8L 5K8

(Address of principal executive offices)

(250) 655-3776
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ྑ	Accelerated filer ྑ
Non-accelerated filer ྑ	Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

There were 10,582,000 shares of Common Stock, $.001 par value, outstanding as of September 12, 2008.

PAX BIOFUELS, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

Index to the Financials

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Pax Biofuels Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	April 30,
	2008	2008
	$	$

ASSETS

Current Assets
Cash	1,568	42
	1,568	42

Equipment, net	1,513	1,675

	3,081	1,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	35,485	30,825
Due to related parties	119,583	97,641
	155,068	128,466

STOCKHOLDERS' DEFICIT

Common Stock
Authorized:
100,000,000 common shares authorized, with a $0.001 par value Issued and oustanding: 10,713,000 common shares (April 30, 2008 - 10,713,000)	10,713	10,713
Subscriptions receivable	(13,100)	(25,261)
Additional paid-in capital	70,587	70,587
Deficit accumulated during the development stage	(220,187)	(182,788)
	(151,987)	(126,749)

	3,081	1,717

(The accompanying note is an integral part of these financial statements)

Pax Biofuels Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Cumulative from
			February 5,
			2007
	For the three months ended		(inception) to
	July 31,		July 31,
	2008	2007	2008
	$	$	$

EXPENSES

Amortization	162	-	648
Communications	22	264	286
Foreign exchange (gain) loss	217	(47)	(234)
Interest and bank charges	209	81	809
Management fees	19,500	18,138	106,203
Miscellaneous	281	-	569
Office supplies	197	632	1,221
Printing and reproduction	-	-	875
Professional fees	15,989	18,859	80,725
Travel	822	828	29,085

NET LOSS	(37,399)	(38,755)	(220,187)

NET LOSS PER SHARE - BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	10,713,000	10,204,459

(The accompanying note is an integral part of these financial statements)

Pax Biofuels Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
			February 5,
			2007
	For the three months ended		(inception) to
	July 31,		July 31,
	2008	2007	2008
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(37,399)	(38,755)	(220,187)
Non-cash item:
Amortization	162	-	648
Change in non-cash working capital item:			-
Accounts payable and accrued liabilities	4,660	2,839	35,485
Net cash used in operating activities	(32,577)	(35,916)	(184,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Share subscriptions received	12,161	19,482	68,200
Due to related parties	21,942	18,698	119,583
Net cash provided by financing activities	34,103	38,180	187,783

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(500)	(2,161)
Net cash used in investing activities	-	(500)	(2,161)

NET INCREASE IN CASH	1,526	1,764	1,568

CASH - BEGINNING	42	23	-

CASH - ENDING	1,568	1,787	1,568

Supplemental cash flow information
Cash Paid For:
Interest	-	-	-
Income tax	-	-	-
	-	-	-

(The accompanying note is an integral part of these financial statements)

Pax Biofuels Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2008 included in the Company's Form 10-K, as amended (the "Form 10-K/A") filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessar for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

Note 2. Subsequent Event

In August 2008, the Company cancelled 131,000 common shares due to non-payments from a subscriber.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

You should read the following discussion and analysis in conjunction with the Financial Statements filed with our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2008, and amended on September 11, 2008, and the notes thereto, and the other financial data appearing elsewhere in this quarterly report on Form 10-Q. The information set forth in Management’s Discussion and Analysis or Plan of Operations contains certain “forward-looking statements,” including, among others (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Overview

Pax Biofuels Inc. (the “Company,” “Pax Biofuels,” “we” or “us”) was formed on February 5, 2007, in the state of Delaware. We originally intended to be in the business of producing and distributing biodiesel fuel. We had intended to construct and operate a 30,000 metric ton per year biodiesel processing plant to be fed with a rapeseed oil crushing plant which we also intended to construct and operate. Our plant was to be located in Serbia, formerly part of Yugoslavia.

We had anticipated that our primary source of revenue would be the sale of biodiesel, both in blended and unblended forms with petroleum-based diesel fuel. Our sales would have been dependent on the volume and price of the biodiesel fuel we would sell in the future.

To date, we have been unable to locate transactions in the biodiesel industry that were on terms favorable to us. We recently became aware of alternate opportunities in the clean energy market and intend to pursue these alternate opportunities, which management believes will be beneficial to our shareholders. Consequently, in light of the shift in the nature of our business, our Board of Directors unanimously adopted a resolution declaring it advisable to amend our Articles of Incorporation to, among other things, change our name to “Pax Clean Energy, Inc.” On August 19, 2008, the holders of a majority of our voting stock approved the amendment to our Articles of Incorporation.

We are currently seeking opportunities in the clean energy market to ascertain their feasibility as well as continuing to analyze the feasibility of our intended biodiesel operations. As of the date of this quarterly report, we have not identified any prospective transactions in the clean energy market, and we cannot assure you that we will be able to do so in the foreseeable future.

Liquidity and Capital Resources

We have limited capital resources, as, among other things, we are a development stage company with no operating history. We have not generated any revenues. We may not be able to generate sufficient revenues to become profitable. In addition, we may never secure the funding necessary to pursue transactions in the clean energy market. We have no agreements, commitments or understandings to secure this funding.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we will seek additional funding in the near future. We currently do not have a specific plan of how we intend to obtain such funding; however, we anticipate that additional funding will be in the form of equity or debt financings. At this time, we cannot provide any assurances that we will be able to raise sufficient funding to meet our obligations over the next 12 months. We do not have any arrangements in place for future equity or debt financing.

At July 31, 2008, we had total assets of $3,081 (consisting of cash of $1,568 and equipment of $1,513), an increase of $1,364 from $1,717 at April 30, 2008 (consisting of cash of $42 and equipment of $1,675), and a decrease of $868 from $3,949 at July 31, 2007 (consisting of cash of $1,787 and equipment of $2,162). The increase in cash at July 31, 2008 as compared to April 30, 2008 was a result of increasing accounts payable of $ 4,660 for audit and legal fees and an increase in amounts due to related parties of $21,942. The decrease in cash at July 31, 2008 as compared to July 31, 2007 was a result of decreases in accounts payable and expenses. The decrease in equipment at July 31, 2008 as compared to July 31, 2007 was a result of amortization.

Results of Operations for the Three-Month Periods Ended July 31, 2008 and 2007.

We did not earn any revenues during the three-month periods ended July 31, 2008 and 2007.

We incurred operating expenses in the amount of $37,399 for the three-month period ended July 31, 2008, a $1,356 decrease from $38,755 for the three month period ended July 31, 2007. Our operating expenses are comprised of general and administrative expenses, management fees, professional fees and travel expenses. Operating expenses decreased primarily as a result of a decrease in professional fees. General and administrative expenses increased by $158, to $1,088 for the three-month period ended July 31, 2008, as compared to $930 for the three-month period ended July 31, 2007. Management fees increased by $1,362, to $19,500 for the three-month period ended July 31, 2008, as compared to $18,138 for the three-month period ended July 31, 2007. Management fees increased as a result of foreign exchange fluctuations. Professional fees decreased by $2,870, to $15,989 for the three-month period ended July 31, 2008, as compared to $18,859 for the three-month period ending July 31, 2007. Professional fees decreased as a result of decreases in professional fees associated with our SEC filings. Professional and management fees were primarily incurred in connection with the preparation and filing of our periodic reports with the SEC.

At July 31, 2008, we had liabilities of $155,068 consisting of accounts payable and accrued liabilities of $35,485 and amounts due to related parties of $119,583. At April 30, 2008, we had liabilities of $128,466, consisting of accounts payable and accrued liabilities of $30,825, and amounts due to related parties of $97,641. The increase in our liabilities from April 30, 2008 to July 31, 2008 of $26,602 is a result of an increase in amounts due to Hammond Management Corporation of $20,698, an increase in amounts due to Scientific Biofuel Solutions Ltd. of $1,244, and an increase in our professional fees payable relating to the filing of our Registration Statement and the review of our periodic reports with the SEC in the amount of $7,260. The increase in our liabilities at July 31, 2008, as compared to July 31, 2007 was a result of increases in accounts payable and amounts due to related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

We have no contractual obligations as required by the Item 303(a)(5) under Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities were made during the three-month period ended July 31, 2008.

During the three-month period ended July 31, 2008 we collected a subscriptions receivable of $12,161 related to the sale of 121,610 shares of our common stock, at $0.10 per share. The sale of the common stock occurred prior to the quarter ended July 31, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

32.1	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAX BIOFUELS INC.
Date: September 15, 2008	By:	/s/ Paul Leslie Hammond
Paul Leslie Hammond
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, President and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

32.1	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer