Form 10-Q
period 2008-10-31
PAX BIOFUELS INC.
filed 2008-12-22
CIK 1408961

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 333-145967

PAX CLEAN ENERGY, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	2992	98-0543691
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer I.D. No.)

1278 Laurel Road
North Saanich, BC
Canada V8L 5K8
 (Address of Principal Executive Offices)

(250) 655-3776
 (Registrant’s Telephone Number, Including Area Code)

PAX BIOFUELS INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Number of shares outstanding of registrant’s common stock, $0.001 par value, outstanding on December 16, 2008: 211,640,000.

PAX CLEAN ENERGY, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Information

Index to the Financials

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

1

Pax Clean Energy, Inc.
(Formerly Pax Biofuels Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	October 31,	April 30,
	2008	2008
	$	$

ASSETS

Current Assets
Cash	5	42
	5	42

Equipment, net	1,351	1,675

	1,356	1,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	67,100	30,825
Due to related parties	138,097	97,641
	205,197	128,466

STOCKHOLDERS' DEFICIT

Common Stock (Note 2)
Authorized:
300,000,000 common shares authorized, with a $0.001 par value
Issued and oustanding:
211,640,000 common shares (April 30, 2008 - 214,260,000)	68,200	10,713
Subscriptions receivable	-	(25,261)
Additional paid-in capital	-	70,587
Deficit accumulated during the development stage	(272,041)	(182,788)
	(203,841)	(126,749)

	1,356	1,717

(The accompanying notes are an integral part of these financial statements)

Pax Clean Energy, Inc.
(Formerly Pax Biofuels Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative from
					February 5,
					2007
	For the three months ended		For the six months ended		(inception) to
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$

EXPENSES

Amortization	162	162	324	162	810
Communications	-	-	22	264	286
Foreign exchange (gain) loss	60	237	277	227	(174)
Interest and bank charges	107	152	316	233	916
Management fees	17,593	18,888	37,093	37,025	123,796
Miscellaneous	185	98	466	98	754
Office supplies	-	-	197	632	1,221
Printing and reproduction	-	-	-	-	875
Professional fees	33,746	17,791	49,735	36,080	114,471
Travel	1	-	823	828	29,086

NET LOSS	(51,854)	(37,328)	(89,253)	(75,549)	(272,041)

NET LOSS PER SHARE - BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	211,924,783	204,089,180	213,092,391	204,089,180

(The accompanying notes are an integral part of these financial statements)

Pax Clean Energy, Inc.
(Formerly Pax Biofuels Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
			February 5,
			2007
	For the six months ended		(inception) to
	October 31,		October 31,
	2008	2007	2008
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(89,253)	(75,549)	(272,041)
Non-cash item
Amortization	324	162	810
Change in non-cash working capital item
Accounts payable and accrued liabilities	36,275	15,320	67,100
Net cash used in operating activities	(52,654)	(60,067)	(204,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Share subscriptions received	12,161	33,409	68,200
Due to related parties	40,456	35,156	138,097
Net cash provided by financing activities	52,617	68,565	206,297

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(499)	(2,161)
Net cash used in investing activities	-	(499)	(2,161)

NET INCREASE (DECREASE) IN CASH	(37)	7,999	5

CASH - BEGINNING	42	23	-

CASH - ENDING	5	8,022	5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid For
Interest	-	-	-
Income tax	-	-	-
	-	-	-

(The accompanying notes are an integral part of these financial statements)

Pax Clean Energy, Inc.
(Formerly Pax Biofuels Inc.)
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2008
(Unaudited)

Note 1. Basis of Presentation

Nature of Operation

On October 16, 2008, the Company amended its Articles of Incorporation to change its name from "Pax Biofuels Inc." to "Pax Clean Energy, Inc." to reflect its new business direction.  The Company also completed a 20 for 1 (20:1) forward stock split of its common shares.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2008 included in the Company's Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

Note 2. Common Stock

a) In August 2008, the Company cancelled 2,620,000 (pre-stock split 131,000) common shares due to non-payments from a subscriber.

b) On October 16, 2008, the Company completed a 20 for 1 (20:1) forward stock split of its common shares.  All shares and per share information have been retroactively restated for all periods presented to give effect to this stock split.  The Company also increased the number of authorized shares of common stock from 100,000,000 to 300,000,000, with par value of $0.001 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated on February 5, 2007, in the state of Delaware. We originally intended to be in the business of producing and distributing biodiesel fuel. We had intended to construct and operate a 30,000 metric ton per year biodiesel processing plant to be fed with a rapeseed oil crushing plant which we also intended to construct and operate. Our plant was to be located in Serbia, formerly part of Yugoslavia.

We had anticipated that our primary source of revenue would be the sale of biodiesel, both in blended and unblended forms with petroleum-based diesel fuel. Our sales would have been dependent on the volume and price of the biodiesel fuel we would sell in the future.

To date, we have been unable to locate transactions in the biodiesel industry that were on terms favorable to us. We recently became aware of alternate opportunities in the clean energy market and are pursuing these alternate opportunities, which management believes will be beneficial to our shareholders. Consequently, in light of the shift in the nature of our business, our Board of Directors unanimously adopted a resolution declaring it advisable to amend our Articles of Incorporation to, among other things, change our name to “Pax Clean Energy, Inc.” On August 19, 2008, the holders of a majority of our voting stock approved the amendment to our Articles of Incorporation.

We are currently seeking opportunities in the clean energy market to ascertain their feasibility as well as continuing to analyze the feasibility of our intended biodiesel operations. As of the date of this quarterly report, we have not identified any prospective transactions in the clean energy market, and we cannot assure you that we will be able to do so in the foreseeable future.

Liquidity and Capital Resources

We have limited capital resources, as, among other things, we are a development stage company with no operating history. We have not generated any revenues to date. We may not be able to generate sufficient revenues to become profitable. In addition, we may never secure the funding necessary to pursue transactions in the clean energy market. We have no agreements, commitments or understandings to secure this funding.

Our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we are seeking additional funding. We currently do not have a specific plan of how we intend to obtain such funding; however, we anticipate that additional funding will be in the form of equity or debt financings. At this time, we cannot provide any assurances that we will be able to raise sufficient funding to meet our obligations over the next 12 months. We do not have any arrangements in place for future equity or debt financing.

At October 31, 2008, we had total assets of $1,356 (consisting of cash of $5 and equipment of $1,351), a decrease of $361 from $1,717 at April 30, 2008 (consisting of cash of $42 and equipment of $1,675). The decrease in cash at October 31, 2008 as compared to April 30, 2008 was a result of increasing accounts payable of $36,275 for audit and legal fees and an increase in amounts due to related parties of $40,456. The decrease in equipment at October 31, 2008 as compared to April 30, 2008 was a result of amortization.

2

At October 31, 2008, we had liabilities of $205,197 consisting of accounts payable and accrued liabilities of $67,100 and amounts due to related parties of $138,097. At April 30, 2008, we had liabilities of $128,466, consisting of accounts payable and accrued liabilities of $30,825, and amounts due to related parties of $97,641. The increase in our liabilities from April 30, 2008 to October 31, 2008 of $76,731 is a result of an increase in amounts due to Hammond Management Corporation of $37,891, an increase in amounts due to Scientific Biofuel Solutions Ltd. of $2,565, and an increase in our professional fees payable of $36,275 relating to the review of our periodic reports with the SEC, our name change and the forward stock split.

Results of Operations for the Three-Month Periods Ended October 31, 2008 and 2007

We did not earn any revenues during the three-month periods ended October 31, 2008 and October 31, 2007.

We incurred operating expenses in the amount of $51,854 for the three-month period ended October 31, 2008, a $14,526 increase from $37,328 for the three month period ended October 31, 2007. Our operating expenses are comprised of general and administrative expenses, management fees, professional fees and travel expenses. Operating expenses increased primarily as a result of an increase in professional fees. Management fees decreased by $1,295, to $17,593 for the three-month period ended October 31, 2008, as compared to $18,888 for the three-month period ended October 31, 2007. Management fees decreased as a result of foreign exchange fluctuations. Professional fees increased by $15,955, to $33,746 for the three-month period ended October 31, 2008, as compared to $17,791 for the three-month period ending October 31, 2007. Professional fees increased as a result of increases in audit and legal fees associated with our SEC filings, name change, and forward stock split.

Results of Operations for the Six Months Ended October 31, 2008 and 2007

We did not earn any revenues during the six-month periods ended October 31, 2008 and October 31, 2007.

We incurred operating expenses in the amount of $89,253 for the six-month period ended October 31, 2008, a $13,704 increase from $75,549 for the six month period ended October 31, 2007. Professional fees were $49,735 for the six months ended October 31, 2008, an increase of $13,655 from $36,080 for the six months ended October 31, 2007.   Professional fees increased as a result of increases in audit and legal fees associated with our SEC filings, name change, and forward stock split.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

We have no contractual obligations as required by Item 303(a)(5) under Regulation S-K.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

3

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities were made during the three-month period ended October 31, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2008, stockholders owning 9,700,000 shares of our voting common stock (representing a majority) approved, by written consent, the following actions: (a) an increase in the number of authorized shares of our common stock, par value $0.001 per share (the “Common Stock”) from 100,000,000 to 300,000,000; (b) a 20 for 1 (20:1) forward stock split of the our common shares, and (c) the change of our name from “Pax Biofuels Inc.” to “Pax Clean Energy, Inc.”

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

32.1	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAX CLEAN ENERGY, INC.

Date: December 22, 2008	By:	/s/ Paul Leslie Hammond
Paul Leslie Hammond
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, President and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

32.1	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer