Form 10-Q
period 2009-01-31
Pax Clean Energy, Inc.
filed 2009-03-17
CIK 1408961

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 333-145967

PAX CLEAN ENERGY, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	98-0543691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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
Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value, outstanding on March 13, 2009 was 211,640,000.

PAX CLEAN ENERGY, INC.
(A Development Stage Company)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

i

Pax Clean Energy, Inc.
(Formerly Pax Biofuels Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31,	April 30,
	2009	2008
	$	$

ASSETS

Current Assets
Cash	200	42
	200	42

Equipment, net	1,189	1,675

	1,389	1,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	79,216	30,825
Due to related parties	155,222	97,641
	234,438	128,466

STOCKHOLDERS' DEFICIT

Common Stock (Note 2)
Authorized:
300,000,000 common shares authorized, with a $ 0.001 par value
Issued and outstanding:
211,640,000 common shares (April 30, 2008 - 214,260,000)	68,200	10,713
Subscriptions receivable	-	(25,261)
Additional paid-in capital	-	70,587
Deficit accumulated during the development stage	(301,249)	(182,788)
	(233,049)	(126,749)

	1,389	1,717

SUBSEQUENT EVENT (Note 3)

(The accompanying notes are an integral part of these financial statements)

Pax Clean Energy, Inc.
(Formerly Pax Biofuels Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative from
					February 5,
					2007
	For the three months ended		For the nine months ended		(inception) to
	January 31,		January 31,		January 31,
	2009	2008	2009	2008	2009
		$	$	$	$

EXPENSES

Amortization	162	162	486	324	972
Communications	185	-	207	264	471
Foreign exchange (gain) loss	3	(318)	280	(92)	(171)
Interest and bank charges	269	315	585	556	1,185
Management fees	15,819	19,891	52,912	56,916	139,615
Miscellaneous	(58)	17	408	108	696
Office supplies	88	123	285	756	1,309
Printing and reproduction	443	875	443	875	1,318
Professional fees	12,063	19,871	61,798	55,951	126,534
Travel	234	5,476	1,057	6,303	29,320

NET LOSS	(29,208)	(46,412)	(118,461)	(121,961)	(301,249)

NET LOSS PER SHARE -
BASIC AND DILUTED	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING -
BASIC AND DILUTED	211,640,000	188,387,300	212,608,261	204,089,180

(The accompanying notes are an integral part of these financial statements)

Pax Clean Energy, Inc.
(Formerly Pax Biofuels Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
			February 5,
			2007
	For the nine months ended		(inception) to
	January 31,		January 31,
	2009	2008	2009
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(118,461)	(121,961)	(301,249)
Non-cash item
Amortization	486	324	972
Change in non-cash working capital item
Accounts payable and accrued liabilities	48,391	33,942	79,216
Net cash used in operating activities	(69,584)	(87,695)	(221,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	12,161	33,409	68,200
Due to related parties	57,581	60,748	155,222
Net cash provided by financing activities	69,742	94,157	223,422

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(499)	(2,161)
Net cash used in investing activities	-	(499)	(2,161)

NET INCREASE IN CASH	158	5,963	200

CASH - BEGINNING	42	23	-

CASH - ENDING	200	5,986	200

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for
Interest	-	-	-
Income tax	-	-	-
	-	-	-

(The accompanying notes are an integral part of these financial statements)

Pax Clean Energy, Inc.
(Formerly Pax Biofuels Inc.)
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2009
(Unaudited)

Note 1. Basis of Presentation

Nature of Operation

On October 16, 2008, Pax Clean Energy, Inc. (formerly, Pax Biofuels Inc., and referred to herein as the “Company”) amended its Articles of Incorporation to change its name from "Pax Biofuels Inc." to "Pax Clean Energy, Inc." to reflect its new business direction.  Subsequent to January 31, 2009 the Company entered into a stock purchase agreement with Mobile Video Development, Inc. (“MVDI”) to acquire all of the issued and outstanding share capital of MVDI (See Note 3). MVDI is an early stage technology company targeting applications in the mobile social multi-media market.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended January 31 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009.

Note 2. Common Stock

a)	In August 2008, the Company cancelled 2,620,000 common shares due to non-payments from a subscriber.

b)
On October 16, 2008, the Company completed a 20 for 1 (20:1) forward stock split of its common shares.  All shares and per share information in these financial statements have been retroactively restated for all periods presented to give effect to this stock split.  The Company also increased the number of authorized shares of common stock from 100,000,000 to 300,000,000, with par value of $0.001 per share.

Note 3. Subsequent Event

On March 6, 2009, the Company entered into a stock purchase agreement (the “Agreement”) with MVDI.  MVDI entered into the Agreement on its own behalf and on behalf of MVDI’s shareholders. Pursuant to the Agreement, the Company will acquire 100% of the issued and outstanding shares of common stock of MVDI, in exchange for the issuance of approximately 16,000,000 shares of to-be-designated Series A Convertible Preferred Stock of the Company to the shareholders of MVDI. In connection therewith, the Company agreed, among other things:

(i)	to change its corporate name from “Pax Clean Energy, Inc.” to “Thwapr, Inc.”;
(ii)
to authorize twenty million (20,000,000) shares of blank check preferred stock, par value $0.0001 per share, the voting powers, designations, preferences and other special rights, and qualifications, limitations and restrictions of which may be established from time to time by the Board of Directors of the Company without approval of the holders of the Company’s Common Stock and which may be issued in one or more series (the “Blank Check Preferred Stock”);

(iii)
that the Company’s authorized preferred stock would have the right to vote on an “as-converted basis” together with the holders of the Company’s Common Stock (not as a separate class) on all matters on which the holders of the Company’s Common Stock are entitled to vote, including, but not limited to, amendments to the Company’s Certificate of Incorporation affecting the rights of the holders of the Company’s Common Stock;

(iv)
that the Company will designate a class of Series A preferred stock that will have 5:1 voting rights to the Company’s common shares and have a conversion rate of 36:1 into common shares of the Company; and

(v)	as part of this transaction 194,000,000 common shares, currently outstanding, will be cancelled for no consideration.

This transaction is subject to all customary closing conditions for transactions of its type.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

You should read the following discussion and analysis in conjunction with the Financial Statements filed with Pax Clean Energy, Inc.’s (“we,” “us,” or “our”) Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2008, and amended on September 11, 2008, and the notes thereto, and the other financial data appearing elsewhere in this quarterly report on Form 10-Q. The information set forth in Management’s Discussion and Analysis or Plan of Operations contains certain “forward-looking statements,” including, among others (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

To date, we have been unable to locate transactions in the biodiesel industry that were on terms favorable to us. We became aware of alternate opportunities in the clean energy market and were pursuing those alternate opportunities, which management believed would be beneficial to our shareholders. Considering the shift in the focus of our business direction, our Board of Directors unanimously adopted a resolution declaring it advisable to amend our Articles of Incorporation to, among other things, change our name to “Pax Clean Energy, Inc.” On August 19, 2008, the holders of a majority of our voting stock approved the amendment to our Articles of Incorporation.

On March 6, 2009, we entered into a stock purchase agreement (the “Agreement”) with Mobile Video Development, Inc., a Delaware corporation (“MVDI”).  MVDI entered into the Agreement on its own behalf and on behalf of MVDI’s shareholders. Pursuant to the Agreement, we will acquire 100% of the issued and outstanding shares of common stock of MVDI, in exchange for the issuance of approximately 16,000,000 shares of our to-be-designated Series A Convertible Preferred Stock to the shareholders of MVDI. In connection therewith, we agreed, among other things:

(i)	to change our corporate name from “Pax Clean Energy, Inc.” to “Thwapr, Inc.”;
(ii)
to authorize twenty million (20,000,000) shares of blank check preferred stock, par value $0.0001 per share, the voting powers, designations, preferences and other special rights, and qualifications, limitations and restrictions of which may be established from time to time by our Board of Directors without approval of the holders of our Common Stock and which may be issued in one or more series (the “Blank Check Preferred Stock”);

(iii)
that our authorized preferred stock would have the right to vote on an “as-converted basis” together with the holders of our Common Stock (not as a separate class) on all matters on which the holders of our Common Stock are entitled to vote, including, but not limited to, amendments to our Certificate of Incorporation affecting the rights of the holders of our Common Stock;

(iv)	that the Company will designate a class of Series A preferred stock that will have 5:1 voting rights to the Company’s common shares and have a conversion rate of 36:1 into our common shares; and
(v)	194,000,000 shares of our Common Stock, currently outstanding, will be cancelled for no consideration.

This transaction is subject to all customary closing conditions for transactions of its type.

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

At January 31, 2009, we had total assets of $1,389 (consisting of cash of $200 and equipment of $1,189), a decrease of $328 from $1,717 at April 30, 2008 (consisting of a cash increase of $158 and equipment amortization of $468).

At January 31, 2009, we had liabilities of $234,438 consisting of accounts payable and accrued liabilities of $79,216 and amounts due to related parties of $155,222. At April 30, 2008, we had liabilities of $128,466, consisting of accounts payable and accrued liabilities of $30,825, and amounts due to related parties of $97,641. The increase in our liabilities from April 30, 2008 to January 31, 2009 of $105,972 is a result of an increase in amounts due to Hammond Management Corporation of $55,016, a decrease in amounts due to Scientific Biofuel Solutions Ltd. of $2,565, and an increase in our professional fees payable of $48,391 attributable to legal and accounting fees associated with the review of our SEC filings, including for our name change and forward stock split.

Results of Operations for the Three-Month Periods Ended January 31, 2009 and 2007

We did not earn any revenues during the three-month periods ended January 31, 2009 and January 31, 2008.

We incurred operating expenses in the amount of $29,209 for the three-month period ended January 31, 2009, a $17,204 decrease from $46,412 for the three month period ended January 31, 2008. Our operating expenses are comprised of general and administrative expenses, management fees, professional fees and travel expenses. Operating expenses decreased primarily as a result of decreases in professional fees; management fees; and travel expenses. Management fees decreased by $4,072 to $15,819 for the three-month period ended January 31, 2009, as compared to $19,891 for the three-month period ended January 31, 2008. Management fees decreased as a result of foreign exchange fluctuations. Professional fees decreased by $7,808 to $12,063 for the three-month period ended January 31, 2009, as compared to $19,871 for the three-month period ending January 31, 2008.  Travel expenses decreased by $5,242 to $234 for the three months ended January 31, 2009, as compared to $5,476 for the three months ended January 31, 2008.

Results of Operations for the Nine Months Ended January 31, 2009 and 2008

We did not earn any revenues during the nine-month periods ended January 31, 2009 and January 31, 2008.

We incurred operating expenses in the amount of $118,461 for the nine-month period ended January 31, 2009, a $3,500 decrease from $121,961 for the nine month period ended January 31, 2008. Professional fees were $61,798 for the nine months ended January 31, 2009, an increase of $5,847 from $55,951 for the nine months ended January 31, 2008.   Professional fees increased as a result of increases in legal and accounting fees associated with the review of our SEC filings, including for our name change and forward stock split.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

We have no contractual obligations as required by Item 303(a)(5) under Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the General Rules and Regulations promulgated under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities were made during the three-month period ended January 31, 2009.

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

PAX CLEAN ENERGY, INC.

Date: March 17, 2009	By:	/s/ Paul Leslie Hammond
Paul Leslie Hammond
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, President and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer, Financial Officer & Accounting Officer

32.1	Sec. 906 Certification of Principal Executive Officer, Financial Officer & Accounting Officer